Form 10QSB
period 2000-06-30
BUSYBOX COM INC
filed 2000-08-14
CIK 1088316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from   to

                             Commission file number:

                                busybox.com, inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                            94-3233035
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

         1900 Avenue of the Stars, Suite 680, Century City, CA          90067
               (Address of principal executive offices)               (Zip Code)

                                 (310) 556-4616
              (Registrant's telephone number, including area code)

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) has filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                YES  X    NO
                                    ----     ----

The number of shares of the Registrant's common stock, $.01 par value per share, outstanding as of August 11, 2000, was 8,710,000.


            Transition small business disclosure format (check one):

                                YES       NO  X
                                    ----     ----

            The exhibit index appears in sequentially numbered page:

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheet as of June 30, 2000                                                       3
         Condensed Statements of Operations for the three months ended June 30, 2000 and 1999              4
         Condensed Statements of Operations for the six months ended June 30, 2000 and 1999                5
         Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999                6
         Notes to Condensed Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis or Plan of Operations                                        9

                                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                14

Item 2.  Changes in Securities                                                                            14

Item 3.  Defaults Upon Senior Securities                                                                  14

Item 4.  Submission of Matters to a Vote of Security Holders                                              14

Item 5.  Other Information                                                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                                 14

Signatures                                                                                                15

                                busybox.com, inc.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                                    JUNE 30, 2000
                                                                                  ------------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                    $     6,099,803
     Accounts receivable                                                                  111,521
     Inventory                                                                            490,582
     Other current assets                                                                  76,061
                                                                                  ---------------
          Total current assets                                                          6,777,967
 PROPERTY AND EQUIPMENT, net                                                              191,525
INTEREST RECEIVABLE                                                                       331,534
SOFTWARE, net                                                                             639,712
                                                                                  ---------------
                                                                                  $     7,940,738
                                                                                  ===============

                                     LIABILITIES
                              AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                             $     2,804,125
     Accrued liabilities                                                                1,969,790
     Note payable                                                                          98,899
     Capital lease payable, current                                                         7,676
                                                                                  ---------------
             Total current liabilities                                                  4,880,490

LONG-TERM DEBT
     Capital leases payable, long-term                                                        417
                                                                                  ---------------
             Total liabilities                                                          4,880,907

SECURITIES ISSUED SUBJECT TO
 CONTINGENCY
     Common stock                                                                       1,900,000
     Less: Related notes receivable from stockholders                                    (696,500)
                                                                                  ---------------
     Total securities issued subject to contingency                                     1,203,500
STOCKHOLDERS' EQUITY
     Common stock                                                                          77,600
     Additional paid-in capital                                                        17,323,316
     Accumulated deficit                                                              (13,106,835)
                                                                                  ---------------
                                                                                        4,294,081
     Less: Notes receivable from stockholders                                          (2,437,750)
                                                                                  ---------------
             Total stockholders' equity                                                 1,856,331
                                                                                  ---------------
                                                                                  $     7,940,738
                                                                                  ===============

       The accompanying notes are an integral part of this balance sheet.


                                busybox.com, inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30
                                                                --------------------------------------
                                                                      1999                2000
                                                                ------------------ -------------------
Net revenue                                                     $       101,228    $        47,947
Cost of revenue                                                          59,462              6,243
                                                                ---------------    ---------------

      Gross profit                                                       41,766             41,704

Operating expenses
      Selling, general and administrative expenses                      722,045          1,999,457
      Marketing and promotion                                           386,421            168,693
      Research and development                                          161,190            262,191
                                                                ---------------    ---------------

      Total operating expenses                                        1,269,656          2,430,341
                                                                ---------------    ---------------

      Operating loss                                                 (1,227,890)        (2,388,637)
Other income (expense)
      Interest income on stockholders' notes
         receivable                                                      48,760             62,685
      Interest expense                                                   (3,122)           (58,656)
      Amortization of financing costs and
         discounts on promissory notes                                       --          (2,460,758)
                                                                ---------------    ---------------
     Total other income (expense)                                        45,638         (2,456,729)

      NET LOSS                                                  $    (1,182,252)   $    (4,845,366)
                                                                ===============    ===============

Basic and diluted net loss per share                            $         (0.24)   $         (0.76)
                                                                ===============    ===============

Shares used in calculation of net loss per share                      4,869,341          6,347,363
                                                                ===============    ===============


      The accompanying notes are an integral part of these statements.

                                busybox.com, inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30
                                                                ---------------------------------------
                                                                       1999                2000
                                                                ------------------- -------------------

Net revenue                                                     $       223,887     $        73,359
Cost of revenue                                                         118,145              19,981
                                                                ---------------     ---------------

      Gross profit                                                      105,742              53,378

Operating expenses
      Selling, general and administrative expenses                    1,020,217           2,999,732
      Marketing and promotion                                           388,362             399,870
      Research and development                                          217,634             298,128
                                                                ---------------     ---------------

      Total operating expenses                                        1,626,213           3,697,730
                                                                ---------------     ---------------

      Operating loss                                                 (1,520,471)         (3,644,352)
Other income (expense)
      Interest income on stockholders' notes
         receivable                                                      97,510             125,370
      Interest expense                                                   (3,778)            (98,902)
      Amortization of financing costs and
         discounts on promissory notes                                       --          (2,957,112)
                                                                ---------------     ----------------

     Total other income (expense)                                        93,732          (2,930,644)
                                                                ---------------     ----------------

     Net loss before income taxes                                     1,426,739          (6,574,996)

Income taxes                                                                  --                 800
                                                                ---------------     ----------------

      NET LOSS                                                  $    (1,426,739)    $    (6,575,796)
                                                                ===============     ===============

Basic and diluted net loss per share                            $         (0.32)    $         (1.05)
                                                                ===============     ===============

Shares used in calculation of net loss per share                      4,480,912           6,278,681
                                                                ===============     ===============


        The accompanying notes are an integral part of these statements.



                                busybox.com, inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30
                                                                ------------------------------------------
                                                                       1999                  2000
                                                                -------------------- ---------------------

Cash flow from operating activities:
  Net loss                                                      $    (1,426,739)     $    (6,575,796)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                      22,731            2,978,252
      Changes in operating assets and liabilities:
        Accounts receivable, net                                         28,680              (44,178)
        Inventory                                                      (136,340)            (125,275)
        Other current assets                                            (49,866)             (51,164)
        Interest receivable                                             (97,510)            (125,370)
        Accounts payable                                                306,711              814,818
        Income taxes payable                                                 --                 (800)
        Other accrued liabilities                                       164,651            1,184,108
                                                                ---------------      ---------------
        Net cash used in operating
         Activities                                                  (1,187,682)          (1,945,405)
                                                                ---------------      ---------------
Cash flows from investing activities:
  Purchase of property and equipment                                    (48,825)             (97,871)
  Purchase of software systems                                               --             (592,993)
                                                                ---------------      ---------------
        Net cash used in investing activities                           (48,825)            (690,864)
                                                                ---------------      ---------------
Cash flows from financing activities:
  Repayment of capital leases                                            (3,520)              (3,458)
  Proceeds from promissory notes                                             --            1,513,250
  Repayment of promissory notes                                              --           (2,807,950)
  Borrowings (repayments) on line of credit                              94,173                 (273)
  Proceeds from stockholders' accounts receivable                        12,250                  --
  Prepaid costs associated with initial public
    offering of securities                                             (257,767)             (53,000)
  Net proceeds from initial public offering                                  --            9,725,809
  Net proceeds from private placement transaction                     1,814,932                   --
                                                                ---------------      ---------------
        Net cash provided by financing activities                     1,660,068            8,374,378
                                                                ---------------      ---------------
        NET INCREASE IN CASH
          AND CASH EQUIVALENTS                                          423,561            5,738,109
Cash and cash equivalents at beginning of period                        130,711              361,694
                                                                ---------------      ---------------
Cash and cash equivalents at end of period                      $       554,272      $     6,099,803
                                                                ===============      ===============
Supplemental cash flow disclosures
  Cash paid for
    Interest                                                    $         5,321      $         5,568
    Income taxes                                                $            --      $           800


        The accompanying notes are an integral part of these statements.

                                busybox.com, inc.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     busybox.com, inc. ("Company") designs, develops, maintains, services, markets, sells and distributes digital imagery, including black and white and color still photographs, film footage and video, as well as the sale and licensing of Company developed software over the Internet to its customers in the technology, media, entertainment, government, corporate and sports industries.

     In December 1998, the Company amended its Certificate of Incorporation to change its name from "Get Smart, Inc." to "Busy Box, Inc." In March 1999, the Company further amended and restated its Certificate of Incorporation to change its name to "busybox.com, inc."

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's SB-2 for the year ended December 31, 1999.

Revenue Recognition

     Revenues are derived from digital video sales, digital image processing and services, Web site hosting, maintenance and support, on-line sales of software and licensing of Company developed software. Revenue from sales of digital video is recognized upon delivery. Web site service revenues are recognized as services are provided. The Company recognizes revenue allocable to perpetual software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized when payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company recognizes revenue allocable to fixed-term software licenses ratably over the license term.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Basic and Diluted Loss per Share

     Basic loss per share is calculated by dividing net loss by the weighted average shares outstanding. Dilutive common stock equivalent shares reflects the potential dilution that could occur if securities to issue stock were exercised or converted into common stock, unless the effect of such securities would be anti-dilutive. At June 30, 2000, potentially dilutive securities were comprised of warrants entitling holders to purchase up to 2,500,000 shares of common stock (see Note 3).

                                busybox.com, inc.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES ISSUED SUBJECT TO CONTINGENCY

     During the pendency of the Company's registration statement for its IPO before the Securities and Exchange Commission, the Company issued unregistered securities in September 1999, October 1999, December 1999, and February 2000, aggregating $4,650,000 in cash and notes. The Company believes that the unregistered securities were issued pursuant to available exemptions under the federal securities laws. However, the Company may have issued such unregistered securities without an available exemption under the federal securities laws, which may subject the Company to liability, including rescission of the securities transactions. Should the Company be required to offer a rescission of the securities transactions, it may have a material adverse effect on the Company's business, operating results and financial condition.

     The unregistered securities issued in December 1999 and February 2000 were comprised of eight percent promissory notes totaling $2,750,000. These promissory notes were repaid in June 2000 from the proceeds of the Company's IPO. As a result, the balance of securities issued subject to contingency was reduced to $1,203,500 as of June 30, 2000.

NOTE 3 - COMMON STOCK

     The Company's IPO became effective on June 26, 2000 whereby the Company issued 2,500,000 shares of common stock and 2,500,000 warrants for $5.00 and $0.125, respectively. Each warrant entitles the holder to purchase one share of common stock, and is exercisable at a price of $5.50 per share, subject to certain conditions. The warrants may be exercised at any time from the effective date of the IPO and continuing thereafter for five years. The warrants are redeemable by the Company at a price of $0.05 per warrant if the closing bid price for the common stock equals or exceeds $10 per share during a 30 consecutive trading day period, and, subject to certain other conditions.

     Gross proceeds from the IPO were $12,812,500. Net proceeds to the Company after underwriting discounts and commissions and other expenses, including printing costs, legal fees, and registration fees, totaled $9,725,809.

NOTE 4 - SUBSEQUENT EVENT

     In January 2000, the Company was named a defendant in a breach of contract dispute with an advertising vendor alleging damages of $150,000 per month since June 1999 up to a maximum of $1,800,000 under a contract for services, plus costs and attorneys' fees. Subsequently, the parties in the suit agreed to a stay of legal proceedings and agreed to settle the dispute through binding arbitration. In July 2000, the parties reached an agreement outside of binding arbitration to settle the dispute and satisfy all claims of the vendor for $1,150,000. This amount was paid in July 2000. The Company had previously accrued approximately $1,600,000 in accounts payable for this vendor in connection with this dispute. The difference between the amount included in accounts payable and the settlement amount will be taken into income in July 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities and Exchange Act of 1934, as amended, based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, rates and regulations of federal and state tax authorities, industry competition, changes in accounting principles, policies and guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in the Company's registration statement on Form SB-2, as amended, filed with the Securities and Exchange Commission on May 23, 2000.

     Management's Discussion and Analysis or Plan of Operations should be read in conjunction with the information set forth in the Company's condensed unaudited financial statements and notes thereto and other financial information included herein.

OVERVIEW

     Since 1995, busybox.com, inc. (the "Company" or "Busybox") has been a pioneer in developing digital media technologies for still images and video distributed over the Internet. The digital media market includes photograph, video, music and audio content. From 1995 to mid 1999, the Company developed the technologies and e-commerce functionality needed to catalog, display, preview, sell and download digital photographs for some of the largest and most active online digital photography libraries. Beginning in 1998, intense consolidation within the stock photography market resulted in a rapidly shrinking pool of potential new customers for the Company's stock photography products and services.

     In late 1998, the Company realized that emerging broadband technologies would allow digitized media of all types to become available to not only the professional market but also to the emerging, desktop consumer market. During 1999, the Company used its knowledge and experience in building and managing high volume digital PHOTOGRAPH Web sites to develop an end-to-end (preview to download to purchase) Internet solution for VIDEO. Only this time, the Company would own the video content thereby expanding its revenue channels from licensing technology and managing sites to wholly-owned, royalty-free (unrestricted) content sales, thereby providing an opportunity for greater profit margins.

     In September, 1999 the Company launched a test version of its video site. The site launched with a catalogue of 3,500 stock video clips, substantially all of which were owned by the Company. From managing some of the largest and most active online photo sites the Company knew what genre of video clips would be commercially attractive. While this test site validated the technology and the Company's end-to-end solution, it could only sustain 1,000 simultaneous hits - a number the Company knew was far too small for the consumer market. Over the next nine months the Company "industrialized" its prototype site so that its reliability and functionality was greatly enhanced to sustain 10,000 simultaneous hits. Additionally, the Company extended its technology platform to a modular, syndicatable design to satisfy the private branding and unique technology requirements of each potential distributor.

       In the year 2000, the Company shifted from a video content acquisition strategy to in-house production of its own video content. This shift enables the Company to create a unique, recognizable library of stock video without the encumbrances of shared ownership. This library is intended to establish the unique, recognizable image of the Company, its brand, over time. The library has been designed to: (1) be highly organized and easy to access, (2) provide in-depth selections across a broad range of content categories, (3) be of consistent and very high quality, (4) be highly flexible, and (5) reflect constant refreshment for current genres. During the three months ended June 30, 2000, the Company has upgraded (re-editing, color correction, image enhancement, and expansion to multiple resolutions) its existing library of wholly-owned stock video to production values and made plans to produce in-house another 4,000 stock video clips. Today, the Company currently owns one of the world's largest libraries of royalty-free digital stock video.

     Finally, during the second quarter of 2000, the Company has turned its focus to building its distribution channels by pursuing relationships with some of the world's preeminent hardware and software producers in both the professional and consumer markets, all of whom have developed product lines focused on desktop video production. By leveraging its technology as an e-commerce Internet solution for previewing, downloading and purchasing stock video clips and by allowing certain premier distributors to private label a part of the Company's online video catalogue, Busybox seeks to make available its royalty-free library to such distributors' end-users.

     To further support its distribution strategy, the Company has developed and implemented a whole suite of products and tools called the Busybox Pro (www.busyboxpro.com) that includes a full e-commerce transaction-based, online catalogue for digital video. The Busybox CD Collections, the second product of the suite, is a CD-ROM product, offering a selected collection of high quality stock video segments grouped by theme on multiple CD-ROMS in broadcast and multimedia resolutions. The third product, The Busybox Production Packages, includes broadcast videotape products that target the needs of the video professional.

     To further enhance shareholder value the Company intends to actively pursue acquisition candidates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     For the three months ended June 30, 2000, the Company reported revenue of $47,947 from the sale of its products, systems, and services, a decrease of $53,281, or 53%, compared to the corresponding period ended June 30, 1999, for which the Company reported revenue of $101,228 from the sale of its products, systems, and services. This decrease was primarily attributable to a decrease of $57,000 in Internet services and online software sales for the three month period ended June 30, 2000 as compared to the corresponding period ended June 30, 1999, resulting from the transition from a pure technology services company serving the stock photography industry to that of an online producer and seller of wholly owned, royalty-free digital stock video. Prior to this shift in business focus, virtually all revenues of the Company were derived from providing technology products and services to several large stock photography customers. The Company realized sales of $31,000 during the three months ended June 30, 2000, from its digital stock video line of business.

     The Company's gross margin on sales for the three months ended June 30, 2000, increased to 87% as compared to 41% for the three months ended June 30, 1999. This increase is due to the Company's focus on the royalty-free digital video market that generates significantly higher margins than technology services, licensing and online software sales, the primary sources of revenue for the corresponding period in 1999. These higher margins are the result of decreased costs associated with sales of digital stock video products and services as compared to costs incurred in connection with providing technology services due to the ability to sell a single, wholly-owned, royalty-free video multiple times to multiple customers.

     Selling, general and administrative expenses increased to $1,999,457 for the three months ended June 30, 2000, from $722,045 for the three months ended June 30, 1999, an increase of $1,277,412, or 177%. Significant areas of increase in this expense category included the following:

- On June 30, 2000, the Company completed its initial public offering of 2,500,000 shares of common stock at $5.00 per share and 2,500,000 warrants at $.125 per warrant. In order to complete the IPO, management of the Company agreed to acquire an aggregate of 243,000 shares of common stock and 243,000 warrants worth an aggregate of $1,245,375, in lieu of annual bonuses that were to be awarded to such management of the Company for the fiscal year 2000 and annual bonuses that were owed to management for the fiscal year 1999, pursuant to employment agreements. Of the selling, general and administrative expenses for the three months ended

         June 30, 2000, $841,805 represents the amount of annual bonuses paid to management pursuant to employment agreements in the second quarter of the year 2000 for the last three fiscal quarters of the year 2000;

- The Company also incurred increased payroll and general administrative and operating costs for the three months ended June 30, 2000 as compared to the corresponding period of 1999, due to the development of its digital stock video line of business, the addition of key management and industry personnel and its efforts to enhance the Company's capability to manage any future growth in sales volume and expansion of business operations, including but not limited to the Company's in-house video production and editing capability;

- In January 2000, the Company relocated its corporate offices and principal operations from San Francisco, California, to Century City, California, to address a number of critical elements of operations including: 1) the availability of a large labor pool of low cost, high quality video production and distribution talent in the Century City area under the Company's content production strategy, and 2) relocation of the Company away from a San Francisco Bay-Area commercial real estate market that was, and remains, very costly and tight. The Company's lease for a larger office in Century City to accommodate its business operations and any future expansion resulted in approximately a $30,000 increase in rent for the three months ended June 30, 2000, as compared to the corresponding period in 1999;

- Professional fees increased by $73,000 for the three months ended June 30, 2000, as compared to the corresponding period in 1999, due primarily to legal fees incurred by the Company in connection with litigation with one of the Company's vendors, which was settled in July 2000; and

- Beginning in July 1999, the Company significantly increased its leasing of computer and other equipment related to its on-line stock video products and services as it moved most of the previously outsourced functions in-house to satisfy potential distributors' requirements for in-house control. This resulted in a $75,000 increase in equipment lease expense for the three months ended June 30, 2000, as compared to the corresponding period in 1999.

     Marketing and promotion expenses decreased to $168,693 for the three months ended June 30, 2000, from $386,421 for the three months ended June 30, 1999. This decrease of $217,728, or 56%, results from the completion of market and media planning and research activities in 1999 and a change in the Company's marketing strategy from brand building to private label. This resulted in a substantial decrease in consulting fees incurred by the Company for the three months ended June 30, 2000, as compared to the corresponding period in 1999. Marketing and promotion costs now primarily result from media placement and direct marketing campaigns.

     Research and development expenses increased to $262,191 for the three months ended June 30, 2000, from $161,190 for the three months ended June 30, 1999. This increase of $101,001, or 63%, results from the use of consultants to hasten the completion of the development and enhancement of the Company's technology products during the second quarter of 2000. Consultants were not used to the same extent in the corresponding period in 1999. Now that the Company's time constrained development work has been completed, the Company expects to significantly reduce the use of consultants by bringing future development work in-house.

     Other expenses for the three months ended June 30, 2000 included $55,000 of interest incurred primarily on the Company's eight percent promissory notes used to bridge the Company's expenses until the IPO, and $2,460,758 of amortization of financing costs and discounts on promissory notes. As of June 30, 2000, capitalized financing costs and discounts on promissory notes were fully amortized. The notes, totaling $2,250,000, were issued in December 1999 and February 2000. Accordingly, there were no similar expenses for the corresponding period in 1999.

     Net loss, and basic and diluted net loss per share for the three months ended June 30, 2000, increased to $4,845,366 and $0.76, respectively, from $1,182,252 and $0.24, respectively, for the corresponding period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     For the six months ended June 30, 2000, the Company reported revenue of $73,359 from the sale of its products, systems, and services, a decrease of $150,528, or 67%, compared to the corresponding period ended June 30, 1999, where the Company reported revenue of $223,887 from the sale of its products, systems, and services. This decrease was primarily attributable to a decrease of $191,000 in Internet services and online software sales for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting from the transition from a pure technology services company serving the stock photography industry to that of an online producer and seller of wholly owned, royalty-free digital stock video. Prior to this shift in business focus, virtually all revenues of the Company were derived from providing technology products and services to several large stock photography customers. The Company realized sales of $39,000 during the six months ended June 30, 2000, from its digital stock video line of business.

     The Company's gross margin on sales for the six months ended June 30, 2000 increased to 73% as compared to 47% for the six months ended June 30, 1999. This increase is due to the Company's focus on the royalty-free digital video market that generates significantly higher margins than technology services, licensing and online software sales, the primary sources of revenue in the 1999 period. These higher margins are the result of decreased costs associated with sales of digital stock video products and services as compared to costs incurred in sales of technology services due to the ability to sell a single video multiple times to multiple customers.

     Selling, general and administrative expenses increased to $2,999,732 for the six months ended June 30, 2000 from $1,020,217 for the six months ended June 30, 1999, an increase of $1,979,515, or 194%. Significant areas of increase in this expense category included the following:

- On June 30, 2000, the Company completed its initial public offering of 2,500,000 shares of common stock at $5.00 per share and 2,500,000 warrants at $.125 per warrant. In order to complete the IPO, management of the Company agreed to acquire an aggregate of 243,000 shares of common stock and 243,000 warrants worth an aggregate of $1,245,375 in lieu of annual bonuses that were to be awarded to such management of the Company for the fiscal year 2000 and annual bonuses that were owed to management for the fiscal year 1999 pursuant to employment agreements. Of the selling, general and administrative expenses for the six months ended June 30, 2000, $1,025,096 represents the aggregate amount of annual bonuses paid to management of the Company pursuant to employment agreements in the second quarter of the year 2000 for the year 2000;

- The Company also incurred increased payroll and general administrative and operating costs for the six months ended June 30, 2000 as compared to the corresponding period of 1999, due to the re-launch and continued development of its digital stock video line of business, the addition of key management and industry personnel and its efforts to enhance the Company's capability to manage any future growth in sales volume and expansion of business operations, including but not limited to the Company's in-house video production and editing capability. The
         Company also invested significant effort to improve its digital library through color correction and other enhancements, to extend the capability of its technology platforms, and to develop digital encoding systems for its digital media libraries and customers' users;

- In January 2000, the Company relocated its corporate offices and principal operations from San Francisco, California, to Century City, California. The needed larger offices in Century City resulted in an approximately $90,000 increase in rent for the six months ended June 30, 2000, as compared to the same period in 1999. The Company also incurred an additional $30,000 in relocation costs in the six months ended June 30, 2000;

- Professional fees increased by $108,000 for the six months ended June 30, 2000, as compared to the corresponding period in 1999 due primarily to legal fees associated with litigation with one of the Company's vendors, which was settled in July 2000; and

- Beginning in July 1999, the Company significantly increased its leasing of computer and other equipment related to its on-line stock video products and services as it moved most of the previously outsourced functions in-house to satisfy potential distributors' requirements for in-house control. This resulted in approximately a $150,000 increase in equipment lease expense for the six months ended June 30, 2000 as compared to the corresponding period in 1999.

     Marketing and promotion expenses were $399,870 for the six months ended June 30, 2000, an increase of $11,508, or 3%, from $388,362 for the six months ended June 30, 1999. This increase results from a combination of the decrease in market and media planning and research costs for the six months ended June 30, 2000, as compared to the corresponding period for 1999, offset by an increase in marketing and promotion costs for media placement and direct marketing campaigns incurred beginning in the first quarter of 2000.

     Research and development expenses increased to $298,128 for the six months ended June 30, 2000, from $217,634 for the six months ended June 30, 1999. This increase of $80,494, or 37%, results from the use of consultants to hasten the completion of the development and enhancement of the Company's technology products. Now that the Company's time constrained development work has been completed, the Company expects to significantly reduce the use of consultants by bringing future development work in-house.

     Other expenses for the six months ended June 30, 2000 included $93,000 of interest incurred primarily on the Company's eight percent promissory notes, and $2,957,112 of amortization of financing costs and discounts on the promissory notes. As of June 30, 2000, capitalized financing costs and discounts on the promissory notes were fully amortized. The notes, totaling $2,250,000, were issued in December 1999 and February 2000. Accordingly, there were no similar expenses for the corresponding period in 1999.

     Net loss, and basic and diluted net loss per share for the six months ended June 30, 2000, increased to $6,575,796 and $1.05, respectively, from $1,426,739 and $0.32, respectively, for the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its activities with cash flows generated from operations, cash proceeds from the private placement of its common stock, and financing through short-term obligations. As of June 30, 2000, the Company owed $98,899 on a 13% demand note to a commercial bank. This note was repaid in July 2000.

     For the six months ended June 30, 2000, net cash used in operations was $1,945,405 as a result of the $6,575,796 net loss for the period. The net loss included non-cash expenses for amortization and depreciation of $2,978,252. Most of this represents amortization of capitalized financing costs and discounts on promissory notes. The Company incurred $125,275 in the development and production of its digital video inventory that is related to its on-line stock video products and services. Digital video inventory consists of capitalized digital video production costs including costs for production, acquisition and preparation for on-line distribution. These costs are amortized by specific video subject category based upon actual future sales of products using the gross profit method. Accounts payable and accrued liabilities increased $1,998,926 during the six months ended June 30, 2000 due to deferral of payments to vendors, suppliers, and employees pending closing of its IPO in June 2000.

     During the six months ended June 30, 2000, the Company invested $97,871 in new property and equipment and an additional $592,993 in its digital media platform systems.

     Cash provided by financing activities for the six months ended June 30, 2000, was $8,374,378. This amount includes $1,513,250 of proceeds from eight percent promissory notes issued in December 1999 and February 2000. On June 30, 2000, the Company completed the issuance of 2,500,000 shares of our common stock at $5.00 per share and 2,500,000 warrants at $.125 per warrant in an initial public offering. Net proceeds to the Company after underwriter commissions, and legal and other fees totaled $9,725,809. The Company repaid its eight percent promissory notes totaling $2,750,000 with proceeds from the Company's initial public offering.

     During the pendency of the Company's registration statement for its IPO before the Securities and Exchange Commission, the Company issued unregistered securities in September 1999, October 1999, December 1999, and February 2000, aggregating $4,650,000 in cash and notes. The Company believes that the unregistered securities were issued pursuant to available exemptions under the federal securities laws. However, the Company may have issued such unregistered securities without an available exemption under the federal securities laws, which may subject the Company to liability, including rescission of the securities transactions. The unregistered securities issued in December 1999 and February 2000 were comprised of eight percent promissory notes totaling $2,750,000. These promissory notes were repaid in June 2000 from the proceeds of the Company's IPO. As a result, the balance of securities issued subject to contingency was reduced to $1,203,500 as of June 30, 2000.

     The Company's available cash and cash equivalents as of June 30, 2000 equal $6,099,803. The Company believes that it has sufficient working capital to meet its cash requirements for the 12 month period following June 30, 2000.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In January 2000, the Company was named a defendant in a breach of contract dispute with an advertising vendor alleging damages of $150,000 per month since June 1999 up to a maximum of $1,800,000 under a contract for services, plus costs and attorneys' fees. Subsequently, the parties in the suit agreed to a stay of legal proceedings and agreed to settle the dispute through binding arbitration. In July 2000, the parties reached an agreement outside of binding arbitration to settle the dispute and satisfy all claims of the vendor for $1,150,000. This amount was paid in July 2000. The Company had previously accrued approximately $1,600,000 in accounts payable for this vendor in connection with this dispute.

ITEM 2.  CHANGES IN SECURITIES

     The Company's registration statement on Form SB-2 was declared effective on June 26, 2000. From June 26, 2000 through June 30, 2000, the Company used net proceeds from the offering for the following purposes:

Repayment of indebtedness(1)                           $     2,750,000
Working Capital(2)                                           1,132,625
                                                       ---------------

Total uses of net offering proceeds                    $     3,882,625
                                                       ===============

                      (1) No direct or indirect payments were made to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; or to affiliates of the issuer.

                      (2) Includes compensation paid to the Company's management pursuant to employment agreements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               4.1  Specimen of Common Stock Certificate*

               4.2  Form of Warrant Certificate*

               4.3  Form of Underwriter's Warrant Agreement**

               11.0 Statement re: computation of per share earnings***

               27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

-------------------------------

* Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form SB-2, as amended, filed with the Securities and Exchange Commission on October 28, 1999 [File No. 333-80315]

** Incorporated by reference to the Company's registration statement on Form SB-2, as amended, filed with the Securities and Exchange Commission on June 9, 2000 [File No. 333-80315]

*** Incorporated by reference to the notes to financial statements included herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August, 2000.

                busybox.com, inc.

                By: /s/  Mark B. Leffers

                Mark B. Leffers
                Vice President, Treasurer, Controller, Chief Financial Officer (Principal Financial and Accounting Officer)