Form 10QSB
period 2000-09-30
BUSYBOX COM INC
filed 2000-11-14
CIK 1088316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                                    YES X   NO
                                       ---     ---


The number of shares of the Registrant's common stock, $.01 par value per share, outstanding as of November 6, 2000, was 8,710,000.


            Transition small business disclosure format (check one):

                                    YES    NO X
                                       ---   ---


                The exhibit index appears in sequentially page:

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheet as of September 30, 2000                                                          3
         Condensed Statements of Operations for the three months ended September 30, 2000 and 1999                 4
         Condensed Statements of Operations for the nine months ended September 30, 2000 and 1999                  5
         Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999                  6
         Notes to Condensed Financial Statements                                                                   7

Item 2.  Management's Discussion and Analysis or Plan of Operations                                                9

                                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                        13

Item 2.  Changes in Securities                                                                                    13

Item 3.  Defaults Upon Senior Securities                                                                          13

Item 4.  Submission of Matters to a Vote of Security Holders                                                      13

Item 5.  Other Information                                                                                        13

Item 6.  Exhibits and Reports on Form 8-K                                                                         13

Signatures                                                                                                        15



                                busybox.com, inc.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)



                                                                                    September 30,
                                                                                        2000
                                                                                  ------------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $     1,169,785
     Accounts receivable                                                                  113,037
     Inventory                                                                            792,357
     Other current assets                                                                 156,300
                                                                                  ---------------
          Total current assets                                                          2,231,479
PROPERTY AND EQUIPMENT, net                                                               240,220
SOFTWARE, net                                                                             773,314
                                                                                  ---------------
                                                                                  $     3,245,013
                                                                                  ===============
                                     LIABILITIES
                              AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                             $       779,162
     Accrued liabilities                                                                  269,989
     Capital lease payable, current                                                         5,122
                                                                                  ---------------
             Total current liabilities                                                  1,054,273


STOCKHOLDERS' EQUITY
     Common stock                                                                          87,100
     Additional paid-in capital                                                        19,213,826
     Accumulated deficit                                                              (13,581,716)
                                                                                  ----------------
                                                                                        5,719,209
     Less: Notes and interest receivable from stockholders                             (3,528,469)
                                                                                  ----------------
             Total stockholders' equity                                                 2,190,740
                                                                                  ----------------
                                                                                  $     3,245,013
                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

                                busybox.com, inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                  Three Months Ended September 30
                                                             -------------------------------------------
                                                                     1999                  2000
                                                             --------------------- ---------------------
Net revenue                                                  $       108,819       $        12,210
Cost of revenue                                                        8,927                  1174
                                                             ---------------       ---------------

      Gross profit                                                    99,891                11,036

Operating expenses
      Selling, general and administrative expenses                 1,414,293               743,189
      Marketing and promotion                                        900,666               115,414
      Research and development                                       140,608               205,389
                                                             ---------------       ---------------

      Total operating expenses                                     2,455,567             1,063,992
                                                             ---------------       ---------------

      Operating loss                                              (2,355,676)           (1,052,956)
Other income (expense)
      Settlement of vendor dispute                                        --               497,552
      Interest income on stockholders' notes
         Receivable                                                   48,424                85,018
      Interest expense                                                (3,778)               (4,496)
                                                             ----------------      ----------------

     Total other income (expense)                                     44,464               578,074

      NET LOSS                                               $    (2,311,211)      $      (474,882)
                                                             ================      ================

Basic and diluted net loss per share                         $         (0.44)      $         (0.05)
                                                             ================      ================

Shares used in calculation of net loss per share                   5,271,957             8,710,000
                                                             ===============       ===============



         The accompanying notes are an integral part these statements.

                                busybox.com, inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                    Nine Months Ended September 30
                                                                ---------------------------------------
                                                                       1999                2000
                                                                ------------------- -------------------
Net revenue                                                     $       332,706     $        85,569
Cost of revenue                                                         127,073              21,155
                                                                ---------------     ---------------

      Gross profit                                                      205,633              64,414

Operating expenses
      Selling, general and administrative expenses                    2,431,869           3,580,412
      Marketing and promotion                                         1,289,027             515,284
      Research and development                                          358,242             666,025
                                                                ---------------     ---------------

      Total operating expenses                                        4,079,138           4,761,722
                                                                ---------------     ---------------

      Operating loss                                                 (3,873,505)         (4,697,307)
Other income (expense)
      Settlement of vendor dispute                                           --             497,552
      Interest income on stockholders' notes
         Receivable                                                     146,265             210,388
      Interest expense                                                   (6,751)           (103,397)
      Amortization of financing costs and
         discounts on promissory notes                                       --          (2,956,250)
                                                                ---------------     ----------------
     Total other income (expense)                                       139,514          (2,351,707)
                                                                ---------------     ----------------

     Net loss before income taxes                                    (3,733,991)         (7,049,014)

Income taxes                                                                 --                 800
                                                                ---------------     ----------------
      NET LOSS                                                  $    (3,733,991)    $    (7,049,814)
                                                                ================    ================

Basic and diluted net loss per share                            $         (0.79)    $         (0.99)
                                                                ================    ================

Shares used in calculation of net loss per share                      4,743,150           7,095,036
                                                                ===============     ===============



         The accompanying notes are an integral part these statements.

                                busybox.com, inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                     Nine Months Ended September 30
                                                                ------------------------------------------
                                                                       1999                  2000
                                                                -------------------- ---------------------
Cash flow from operating activities:
  Net loss                                                      $    (3,733,991)     $    (7,049,815)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                      35,860            2,993,538
      Common stock issued for services                                  500,000                   --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                        (51,157)             (45,694)
        Inventory                                                      (338,915)            (430,050)
        Other current assets                                            (43,350)            (131,404)
        Interest receivable                                            (146,265)            (188,055)
        Accounts payable                                              1,484,632            1,210,145
        Income taxes payable                                                 --                 (800)
        Other accrued liabilities                                       223,642             (515,693)
                                                                ---------------      ----------------
        Net cash used in operating activities                        (2,069,544)          (6,578,117)
                                                                ----------------     ----------------
Cash flows from investing activities:
  Purchase of property and equipment                                    (76,209)            (156,735)
  Purchase of software systems                                               --             (729,576)
                                                                ---------------      ----------------
        Net cash used in investing activities                           (76,209)            (886,311)
                                                                ----------------     ----------------
Cash flows from financing activities:
  Repayment of capital leases                                            (5,485)              (6,428)
  Proceeds from promissory notes                                             --            1,513,250
  Repayment of promissory notes                                              --           (2,807,950)
  Borrowings (repayments) on line of credit                              99,172              (99,172)
  Proceeds from stockholders' accounts receivable                        12,250                  --
  Prepaid costs associated with initial public
    offering of securities                                             (257,875)             (53,000)
  Net proceeds from initial public offering                                  --            9,725,819
  Net proceeds from private placement transaction                     2,207,432                   --
        Net cash provided by financing activities                     2,055,494            8,272,519
                                                                ---------------      ---------------
        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                          (90,259)             808,091
Cash and cash equivalents at beginning of period                        130,771              361,694
                                                                ---------------      ---------------
Cash and cash equivalents at end of period                      $        40,512      $     1,169,785
                                                                ===============      ===============
Supplemental cash flow disclosures
  Cash paid for
    Interest                                                    $         5,321      $       105,176
    Income taxes                                                $            --      $           800

  Noncash transactions
    Shares of common stock issued in exchange for services      $       500,000      $            --



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

Basic and Diluted Loss per Share

     Basic loss per share is calculated by dividing net loss by the weighted average shares outstanding. Dilutive common stock equivalent shares reflects the potential dilution that could occur if securities to issue stock were exercised or converted into common stock, unless the effect of such securities would be anti-dilutive. At September 30, 2000, potentially dilutive securities were comprised of warrants entitling holders to purchase up to 2,500,000 shares of common stock (see Note 3).

                               busybox.com, inc.
               NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - COMMON STOCK

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

     Gross proceeds from the IPO were $12,812,500. Net proceeds to the Company after underwriting discounts and commissions and other expenses, including printing costs, legal fees, and registration fees, totaled $9,725,819.

NOTE 3 - SETTLEMENT OF DISPUTE

     In January 2000, the Company was named a defendant in a breach of contract dispute with an advertising vendor alleging damages of $150,000 per month since June 1999 up to a maximum of $1,800,000 under a contract for services, plus costs and attorneys' fees. Subsequently, the parties in the suit agreed to a stay of legal proceedings and agreed to settle the dispute through binding arbitration. In July 2000, the parties reached an agreement outside of binding arbitration to settle the dispute and satisfy all claims of the vendor for $1,150,000. This amount was paid in July 2000. The Company had previously accrued approximately $1,650,000 in accounts payable for this vendor and costs in connection with this dispute. The difference between the amount included in accounts payable and the settlement amount was taken into income in July 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities and Exchange Act of 1934, as amended, based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, rates and regulations of federal and state tax authorities, industry competition, changes in accounting principles, policies and guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in the Company's registration statement on Form SB-2, as amended, filed with the Securities and Exchange Commission on May 24, 2000.

     Management's Discussion and Analysis or Plan of Operations should be read in conjunction with the information set forth in the Company's condensed unaudited financial statements and notes thereto and other financial information included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     For the three months ended September 30, 2000, the Company reported revenue of $12,210 from the sale of its products, systems, and services, a decrease of $96,609, or 89%, compared to the corresponding period ended September 30, 1999, for which the Company reported revenue of $108,819 from the sale of its products, systems, and services. The Company realized sales of $7,470 during the three months ended September 30, 2000, from its digital stock video line of business. The balance of sales, or $4,740, was attributable to Internet services, a decrease of $104,079 from the corresponding period ended September 30, 1999. The decrease in Internet services resulted from the Company's shift in business focus to the production and sale of wholly owned, royalty-free digital stock video.

     The Company's gross margin on sales for the three months ended September 30, 2000, decreased to 90% as compared to 92% for the three months ended September 30, 1999. This decrease is attributable to the high margins realized for the three months ended September 30, 1999, when the Company incurred lower than normal costs in connection with its stock photography Internet services business which was being phased out at that time.

     Selling, general and administrative expenses decreased to $743,189 for the three months ended September 30, 2000, from $1,414,294 for the three months ended September 30, 1999, a decrease of $671,105, or 47%. Significant areas of change between years in this expense category included the following:

o The Company issued $500,000 of stock in exchange for business advisory services during the three months ended September 30, 1999. This expense was not repeated in the corresponding period in 2000.

o The Company reduced the use of outside consultants during the three months ended September 30, 2000, by approximately $152,000 as compared to the corresponding period for 1999.

o Professional fees increased by $78,000 for the three months ended September 30, 2000, as compared to the corresponding period in 1999 due primarily to: 1) legal fees incurred by the Company in connection with litigation with one of the Company's vendors, which was settled in July 2000, and 2) legal and accounting fees related to regulatory reporting requirements of a publicly traded company.

     Marketing and promotion expenses decreased to $115,414 for the three months ended September 30, 2000, from $900,666 for the three months ended September 30, 1999. This decrease of $785,252, or 87%, results from the completion of market and media planning and research activities in 1999 and a change in the Company's marketing strategy from brand building to private label. This resulted in a substantial decrease in consulting fees incurred by the Company for the three months ended September 30, 2000, as compared to the corresponding period in 1999. Marketing and promotion costs now primarily result from media placement and direct marketing campaigns.

     Research and development expenses increased to $205,389 for the three months ended September 30, 2000, from $140,608 for the three months ended September 30, 1999. This increase of $64,782, or 46%, resulted from the use of consultants to hasten the completion of the development and enhancement of the Company's next generation "Busybox Pro" technology products. Consultants were not used to the same degree in the corresponding period in 1999. The Company expects to significantly reduce the use of consultants by bringing future development work in-house.

     Other income for the three months ended September 30, 2000, included $497,552 related to settlement of the Company's dispute with a vendor. This amount represents marketing and advertising expenses accrued in excess of the final settlement amount paid in July 2000.

     Net loss, and basic and diluted net loss per share for the three months ended September 30, 2000, decreased to $474,882 and $0.05, respectively, from $2,311,211 and $0.44, respectively, for the corresponding period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     For the nine months ended September 30, 2000, the Company reported revenue of $85,569 from the sale of its products, systems, and services, a decrease of $247,137, or 74%, compared to the corresponding period ended September 30, 1999, where the Company reported revenue of $332,706 from the sale of its products, systems, and services. The Company realized sales of $46,689 during the nine months ended September 30, 2000, from its digital stock video line of business. The balance of sales, or $38,880, was attributable to Internet services, a decrease of $293,826 from the corresponding period ended September 30, 1999. The decrease in Internet services resulted from the Company's shift in business focus to the production and sale of wholly owned, royalty-free digital stock video.

     The Company's gross margin on sales for the nine months ended September 30, 2000 increased to 92% as compared to 62% for the nine months ended September 30, 1999. This increase is due to the Company's focus on the royalty-free digital video market that generates significantly higher margins than technology services, licensing and online software sales, the primary sources of revenue in the 1999 period. These higher margins are the result of decreased costs associated with sales of digital stock video products and services as compared to costs incurred in sales of technology services, licensing and online software due to the ability to sell a single video multiple times to multiple customers.

     Selling, general and administrative expenses increased to $3,580,412 in the nine months ended September 30, 2000, from $2,431,869 for the nine months ended September 30, 1999, an increase of $1,148,543, or 47%. Significant areas of increase and decrease within this expense category included the following:

o On June 30, 2000, the Company completed its initial public offering of 2,500,000 shares of common stock at $5.00 per share and 2,500,000 warrants at $.125 per warrant. In order to complete the IPO, management of the Company agreed to acquire an aggregate of 243,000 shares of common stock and 243,000 warrants worth an aggregate of $1,245,375 in lieu of annual bonuses that were to be awarded to such management of the Company for the fiscal year 2000 and annual bonuses that were owed to management for the fiscal year 1999, pursuant to employment agreements. Of the selling, general and administrative expenses for the nine months ended September 30, 2000, $1,025,096 represents the aggregate amount of annual and discretionary bonuses paid to management pursuant to employment agreements of the Company in the second quarter of the year 2000 for the year 2000;

o The Company also incurred increased payroll and general administrative and operating costs for the nine months ended September 30, 2000, as compared to the corresponding period of 1999, due to the re-launch and continued development of its digital stock video line of business, the addition of key management and industry personnel and its efforts to enhance the Company's capability to manage any future growth in sales volume and expansion of business operations, including but not limited to the Company's in-house video production and editing capability. The Company also invested significant effort to improve its digital library through color correction and other enhancements, to extend the capability of its technology platforms, and to develop digital encoding systems for its digital media libraries and customers' users;

o The company issued $500,000 of stock in exchange for business advisory services during the three months ended September 30, 1999. This expense was not repeated in the corresponding period in 2000.

o In January 2000, the Company relocated its corporate offices and principal operations from San Francisco, California, to Century City, California. The needed larger offices in Century City resulted in an approximately $120,000 increase in rent for the nine months ended September 30, 2000, as compared to the same period in 1999. The Company also incurred $30,000 in relocation costs in the nine months ended September 30, 2000; and,

o Professional fees increased by $185,000 for the nine months ended September 30, 2000, as compared to the corresponding period in 1999 due primarily to: 1) legal fees incurred by the Company in connection with litigation with one of the Company's vendors, which was settled in July 2000, and 2) legal and accounting fees related to regulatory reporting requirements of a publicly traded company.

     Marketing and promotion expenses were $515,284 for the nine months ended September 30, 2000, a decrease of $773,743, or 60%, from $1,289,027 for the nine months ended September 30, 1999. This decrease resulted from the completion of market and media planning and research activities in 1999 and a change in the Company's marketing strategy from brand building to private label. This resulted in a substantial decrease in consulting fees incurred by the Company for the three months ended September 30, 2000, as compared to the corresponding period in 1999. Marketing and promotion costs now primarily result from media placement and direct marketing campaigns.

     Research and development expenses increased to $666,025 for the nine months ended September 30, 2000, from $358,242 for the nine months ended September 30, 1999. This increase of $307,783, or 86%, resulted from the use of consultants to hasten the completion of the development and enhancement of the Company's next generation "Busybox Pro" technology product offering. The Company expects to significantly reduce the use of consultants by bringing future development work in-house.

     Other expenses for the nine months ended September 30, 2000, included $103,397 of interest incurred primarily on the Company's eight percent promissory notes, and $2,956,250 of amortization of financing costs and discounts on the promissory notes. As of September 30, 2000, capitalized financing costs and discounts on the promissory notes were fully amortized. The notes, totaling $2,750,000, were issued in December 1999 and February 2000, and were repaid in June 2000. Accordingly, there were no similar expenses for the corresponding period in 1999.

     Other income for the nine months ended September 30, 2000, included $497,552 related to settlement of the Company's dispute with a vendor. This amount represents marketing and advertising expenses accrued in excess of the final settlement amount paid in July 2000.

     Net loss, and basic and diluted net loss per share for the nine months ended September 30, 2000, increased to $7,049,815 and $0.99, respectively, from $3,733,991 and $0.79, respectively, for the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2000, net cash used in operations was $6,578,117 as a result of the $7,049,814 net loss for the period. The net loss included non-cash expenses for amortization and depreciation of $2,993,538. Most of this represents amortization of capitalized financing costs and discounts on promissory notes that were repaid in June 2000. The Company incurred costs of $430,050 in the development and production of its digital video inventory that is related to its on-line stock video products and services. Digital video inventory consists of capitalized digital video production costs including costs for production, acquisition and preparation for on-line distribution. These costs are amortized by specific video subject category based upon actual future sales of products using the gross profit method. Accounts payable and accrued liabilities increased $1,725,838 during the nine months ended September 30, 2000, due to deferral of payments to vendors, suppliers, and employees pending closing of its IPO in June 2000.

     During the nine months ended September 30, 2000, the Company invested $156,734 in new property and equipment and an additional $729,576 in its digital media platform systems.

     The Company has historically financed its activities with cash flows generated from operations, cash proceeds from the private placement of its common stock, and financing through short-term obligations. Cash provided by financing activities for the nine months ended September 30, 2000, was $8,272,519. This amount includes $1,513,250 of proceeds collected from eight percent promissory notes issued in December 1999 and February 2000. On June 30, 2000, the Company completed the issuance of 2,500,000 shares of its common stock at $5.00 per share and 2,500,000 warrants at $.125 per warrant in an initial public offering. Net proceeds to the Company after underwriter commissions, and legal and other fees totaled $9,725,819. The Company repaid its eight percent promissory notes totaling $2,750,000 with proceeds from the Company's initial public offering. The Company also repaid its line of credit totaling $99,172.

     The Company's available cash and cash equivalents as of September 30, 2000, equal $1,169,785. In November 2000, the Company arranged additional equity financing in the form of a $5,000,000 equity line of credit. In connection with this line of credit and pursuant to a Registration Rights Agreement, the Company has agreed to file a registration statement to cover the resale of the shares issuable under the financing contract. Upon the effectiveness of the Registration Statement, and for 30-months thereafter, the Company may, at its discretion, sell or "put" shares of the Company's common stock at a price per share equal to 91% of the lowest bid price for the common stock over a 20-day trading period, that begins on the date the Company elects to draw on the equity line. The maximum aggregate sales price to be paid to the Company for shares, which may be sold by the Company to the investor at any one time, is limited to between $100,000 and $2,000,000, depending on the volume of trading in the common stock over a 20-day trading period preceding the draw. In addition, the ability to draw upon the equity line of credit is contingent upon meeting and/or continuing to meet certain conditions including maintenance of NASDAQ stock market listing conditions. The Company believes that the equity line of credit financing together with its cash and cash equivalents provide sufficient working capital to meet the Company's cash requirements for the 12 month period following September 30, 2000. The execution of the Company's business plan, especially as it pertains to pruduct distribution relationships and opportunities, is dependent upon the equity line of credit financing. If the Company is unable to draw upon the equity line of credit it may need to reevaluate the business plan, concentrate revenue opportunities within certain operating cost parameters, or curtail certain cost components in order to meet the Company's cash requirements for the 12-month period following September 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about September 27, 2000, binding arbitration proceedings were commenced against the Company by Rosanne Esposito, a founder and former Executive Vice President of the Company, before JAMS in San Francisco, California. The dispute is based on Ms. Esposito's allegation that the Company breached her employment contract by, among other things, failing to pay her 1999 bonus. Ms. Esposito is seeking monetary damages in the amount of approximately $375,000. Settlement discussions between the parties are ongoing and the arbitration proceeding is not presently scheduled.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1  Amended and Restated Certificate of Incorporation**
     3.2  Bylaws, as amended**
     4.1  Specimen of Common Stock Certificate*
     4.2  Form of Warrant Certificate*
     4.3  Form of Underwriter's Warrant Agreement**
     10.1 Employment Agreement, Patrick A. Grotto, dated January 1999**
     10.2 Employment Agreement, Todd L. Carter, dated January 1999**
     10.3 Employment Agreement, Jon M. Bloodworth, dated January 1999**
     10.4 Employment Agreement, Mark B. Leffers, dated January 1999**
     10.5 Equity Line of Credit Agreement
     10.6 Placement Agent Agreement
     10.7 Registration Rights Agreement
     10.8 Employment Agreement, Robert S. Sherman, dated October 1999
     11.0 Statement re: computation of per share earnings***
     27.0 Financial Data Schedule

(b)  Reports on Form 8-K

              None.

-------------------------------

* Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form SB-2, as amended, filed with the Securities and Exchange Commission on October 28, 1999 [File No. 333-80315]

** Incorporated by reference to the Company's registration statement on Form SB-2, as amended, filed with the Securities and Exchange Commission on June 9, 1999 [File No. 333-80315]


*** Incorporated by reference to the notes to financial statements included herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of November, 2000.


                  busybox.com, inc.

                  By: /s/  Patrick A. Grotto
                      ------------------------
                  Patrick A. Grotto
                  Chairman of the Board and
                  Chief Executive Officer




                  By:  /s/  Mark B. Leffers
                      -----------------------
                  Mark B. Leffers
                  Vice President, Treasurer, Controller, Chief Financial Officer (Principal and Accounting Officer)